Form 10-Q
period 2026-03-31
Tailwind 2.0 Acquisition Corp.
filed 2026-05-15
CIK 2076616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2026

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

As of May 15, 2026, there were 17,795,000 Class A ordinary shares, $0.0001 par value and 5,750,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

TAILWIND 2.0 ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

TAILWIND 2.0 ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
	(Unaudited)	(Audited)

Assets:
Current assets
Cash	$991,524	$1,106,825
Prepaid expenses	71,955	93,675
Prepaid insurance	61,845	61,845
Total current assets	1,125,324	1,262,345
Long-term prepaid insurance	160,732	195,876
Cash and marketable securities held in Trust Account	174,944,663	173,442,299
Total Assets	$176,230,719	$174,900,520

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities
Accounts payable and accrued expenses	$129,720	$262,587
Accrued offering costs	110,000	110,000
Due to related party	4,994	4,994
Total Current Liabilities	244,714	377,581
Deferred underwriting fee payable	6,900,000	6,900,000
Total Liabilities	7,144,714	7,277,581

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 17,250,000 shares at a redemption value of $10.14 and $10.05 per share as of March 31, 2026 and December 31, 2025, respectively	174,944,663	173,442,299

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 545,000 shares issued or outstanding, excluding 17,250,000 shares subject to possible redemption as of March 31, 2026 and December 31, 2025	55	55
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding as of March 31, 2026 and December 31, 2025	575	575
Additional paid-in capital	—	—
Accumulated deficit	(5,859,288)	(5,819,990)
Total Shareholders’ Deficit	(5,858,658)	(5,819,360)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$176,230,719	$174,900,520

The accompanying notes are an integral part of the unaudited condensed financial statements.

TAILWIND 2.0 ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

General and administrative expenses	$39,298
Loss from operations	(39,298)

Other income (expense):
Interest earned on cash and marketable securities held in Trust Account	1,524,811
Unrealized loss on marketable securities held in Trust Account	(22,447)
Total other income, net	1,502,364

Net income	$1,463,066

Weighted average shares outstanding of Class A ordinary shares	17,795,000

Basic and Diluted net income per ordinary share, Class A ordinary shares	$0.06

Weighted average shares outstanding of Class B ordinary shares	5,750,000

Basic and Diluted net income per ordinary share, Class B ordinary shares	$0.06

The accompanying notes are an integral part of the unaudited condensed financial statements.

TAILWIND 2.0 ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2026

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2025	545,000	$55	5,750,000	$575	$—	$(5,819,990)	$(5,819,360)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(1,502,364)	(1,502,364)

Net income	—	—	—	—	—	1,463,066	1,463,066
Balance – March 31, 2026	545,000	$55	5,750,000	$575	$—	$(5,859,288)	$(5,858,658)

The accompanying notes are an integral part of the unaudited condensed financial statements.

TAILWIND 2.0 ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$1,463,066
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned and unrealized loss on marketable securities held in trust	(1,502,364)
Changes in operating assets and liabilities:
Prepaid expenses	21,720
Prepaid insurance	35,144
Accounts payable and accrued expenses	(132,867)
Net cash used in operating activities	(115,301)

Cash Flows from Investing Activities:
Net Change in Cash	(115,301)
Cash - Beginning of period	1,106,825
Cash - End of period	$991,524

The accompanying notes are an integral part of the unaudited condensed financial statements.

TAILWIND 2.0 ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

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

As of March 31, 2026, the Company had not commenced any operations. All activity for the period from May 29, 2025 (inception) through March 31, 2026 relates to the Company’s formation and the initial public offering (the “IPO”) and, after the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

TAILWIND 2.0 ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Note 1 — Organization and Business Operations (cont.)

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

TAILWIND 2.0 ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 31, 2026. The interim results for the three months ended March 31, 2026, are not necessarily indicative of the results to be expected for the period ending December 31, 2026 or for any future periods.

Liquidity and Capital Resources

The Company’s liquidity needs through March 31, 2026 had been satisfied through the proceeds from the Initial Public Offering, the sale of the private placement securities and loan from the Sponsor of up to $500,000 (see Note 5). At March 31, 2026, the Company had cash of $991,524, and working capital of $880,610.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $2,500,000 of such Working Capital Loans may be convertible into private placement units at a price of $10.00 per unit at the option of the lender. As of March 31, 2026, no such Working Capital Loans were outstanding.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements. Actual results could differ from those estimates.

TAILWIND 2.0 ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Note 2 — Summary of Significant Accounting Policies (cont.)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $991,524 and $1,106,825 and did not have any cash equivalents as of March 31, 2026 and December 31, 2025, respectively.

Cash and Marketable Securities Held in Trust Account

As of March 31, 2026 and December 31, 2025, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. The Company’s investments are presented at fair value on the balance sheets. Gains and losses resulting from the change in fair value of marketable securities held in the Trust Account are included in interest earned on cash and marketable securities held in Trust Account in the statement of operations. As of March 31, 2026 and December 31, 2025, the Company did not withdraw any interest earned on the Trust Account.

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

Offering Costs Associated with the IPO

The Company complies with the requirements of ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the IPO. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate IPO proceeds from the Units between Class A ordinary shares and share rights, using the residual method by allocating IPO proceeds first to assigned value of the rights and then to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares subject to possible redemption were charged to temporary equity and offering costs allocated to the Public Rights (defined in Note 3) and Private Placement Units (defined in Note 4) were charged to shareholders’ deficit as the Public Rights and Private Placement Rights, after management’s evaluation, are accounted for under equity treatment.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

TAILWIND 2.0 ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Note 2 — Summary of Significant Accounting Policies (cont.)

Class A Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem 100% of the Public Shares if the Company does not complete an initial Business Combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of March 31, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of March 31, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$172,500,000
Less:
Proceeds allocated to Public Rights	(3,795,000)
Class A ordinary shares issuance cost	(10,608,215)
Plus:
Accretion of carrying value to redemption value	15,345,514
Class A Ordinary Shares subject to possible redemption, December 31, 2025	$173,442,299
Plus:
Accretion of carrying value to redemption value	1,502,364
Class A Ordinary Shares subject to possible redemption, March 31, 2026	$174,944,663

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

The calculation of diluted income per ordinary share does not consider the effect of the rights issued in connection with the (i) IPO, (ii) the exercise of the over-allotment option and (iii) Private Placement Rights, since the average stock price of the Company’s ordinary shares for the three months ended March 31, 2026 was less than the exercise price and therefore, the inclusion of such rights under the treasury stock method would be anti-dilutive and the exercise is contingent upon the occurrence of future events. The rights are exercisable to purchase 17,250,000 shares of ordinary shares in the aggregate. As of March 31, 2026, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.

The following table reflects the calculation of basic and diluted net income per ordinary share:

	For the Three Months Ended March 31, 2026
	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$1,105,766	$357,300
Denominator:
Basic and diluted weighted average ordinary shares outstanding	17,795,000	5,750,000
Basic and diluted net income per ordinary share	$0.06	$0.06

TAILWIND 2.0 ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Note 2 — Summary of Significant Accounting Policies (cont.)

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

TAILWIND 2.0 ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

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

Due to Related Party

On November 10, 2025, the Company repaid in excess of the promissory note – related party of $147,055 to the Sponsor, a total of $26,375. On November 13, 2025, the sponsor returned $26,375 to the Company, and no amounts remain outstanding. During the period May 29, 2025 (inception) through December 31, 2025, an affiliate of the Sponsor had paid expenses on behalf of the Company in the amount of $4,994. As of March 31, 2026 and December 31, 2025, the $4,994 of expenses paid by the affiliate of the Sponsor on behalf of the Company is included in due to related party in the accompanying balance sheets.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $2,500,000 of such Working Capital Loans may be convertible into private placement units at a price of $10.00 per unit at the option of the lender. As of March 31, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

Administrative Services Agreement

Commencing on November 6, 2025, the Company entered into an agreement with the sponsor to pay an aggregate of $20,000 per month for office space and general and administrative services until the consummation of the Business Combination. These monthly fees will cease upon the completion of the initial Business Combination or the liquidation of the Company. For the three months ended March 31, 2026, the Company incurred and paid $60,000 in fees for these services.

TAILWIND 2.0 ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

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

TAILWIND 2.0 ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Note 7 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. At March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. At March 31, 2026 and December 31, 2025, there were 545,000 Class A ordinary shares issued or outstanding, excluding 17,250,000 shares subject to possible redemption.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2026	December 31, 2025
Assets:
Marketable securities held in Trust Account	1	$174,944,663	$173,442,299

The fair value of the Public Rights issued in the IPO is $3,795,000, or $0.22 per Public Right. The Public Rights have been classified within shareholders’ deficit and will not require remeasurement after issuance. The Public Rights were classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs inherent in assumptions related to the market adjustments as noted below. The following table presents the quantitative information regarding market assumptions used in the Level 3 of the Public Rights:

November 10, 2025
Implied Class A share price	$9.78
Expected term to De-SPAC (years)	2.0
Probability of De-SPAC and market adjustment	23.0%
Risk-free rate (continuous)	3.55%

Note 9 — Segment Information

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their unaudited condensed financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

TAILWIND 2.0 ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Note 9 — Segment Information (cont.)

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the unaudited condensed statement of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

	March 31, 2026	December 31, 2025
Cash	$991,524	$1,106,825
Cash and marketable securities held in Trust Account	174,944,663	173,442,299

For the Three Months Ended March 31, 2026
General and administrative expenses	$39,298
Interest earned on cash and marketable securities held in Trust Account	1,524,811

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

All other segment items included in net income or loss are reported on the unaudited condensed statement of operations and described within their respective disclosures.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through May 15, 2026, the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s SEC filings can be accessed on the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from May 29, 2025 (inception) through March 31, 2026 were organizational activities, those necessary to prepare for the initial public offering, described below and, after the initial public offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2026, we had a net income of $1,463,066, which consisted of interest earned on cash and marketable securities held in the Trust Account of $1,524,811, offset by general and administrative expense of $39,298 and unrealized loss on marketable securities held in Trust Account of $22,447.

Liquidity and Capital Resources

On November 10, 2025, we consummated the initial public offering of 17,250,000 units at $10.00 per unit, which is discussed in Note 3, which included the full exercise of the underwriters’ over-allotment option of 2,250,000 units, generating gross proceeds of $172,500,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of an aggregate of 545,000 private placement units to the Sponsor and the underwriters at a price of $10.00 per unit, or $5,450,000 in the aggregate.

Following the initial public offering, the full exercise of the over-allotment option, and the sale of private placement units, a total of $172,500,000 was placed in the Trust Account. We incurred $10,862,543, consisting of $3,450,000 of cash underwriting fee, $6,900,000 of deferred underwriting fee, and $512,543 of other offering costs.

For the three months ended March 31, 2026, net cash used in operating activities was $115,301. Net income of $1,463,066 was offset by interest earned on cash and marketable securities held in Trust Account of $1,502,364. Changes in operating assets and liabilities, which used $76,003 of cash from operating activities.

At March 31, 2026, we had cash and marketable securities held in the Trust Account of $174,944,663 (including approximately $1,502,364 of net investment income (interest income net of unrealized loss)). We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At March 31, 2026, we had cash of $991,524 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies.

Ordinary Shares Subject to Possible Redemption

We account for our Ordinary Shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Ordinary Shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable Ordinary Shares (including Ordinary Shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, Ordinary Shares are classified as shareholders’ equity. Our Ordinary Shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Ordinary Shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ deficit section of our unaudited condensed balance sheets.

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

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statement.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended March 31, 2026.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2026 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

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

TAILWIND 2.0 ACQUISITION CORP.

Date: May 15, 2026	By:	/s/ Sharo M. Atmeh
	Name:	Sharo M. Atmeh
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 15, 2026	By:	/s/ Michael DeLucia
	Name:	Michael DeLucia
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)