Form 10-Q
period 2026-06-30
Tailwind 2.0 Acquisition Corp.
filed 2026-08-14
CIK 2076616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

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

As of August 13, 2026, there were 17,795,000 Class A ordinary shares, $0.0001 par value and 5,750,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

TAILWIND 2.0 ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Interim Financial Statements	1
Condensed Balance Sheets as of June 30, 2026 (Unaudited) and December 31, 2025 (Audited)	1
Condensed Statements of Operations for the Three and Six Months Ended June 30, 2026, and for the Period from May 29, 2025 (Inception) through June 30, 2025 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the Three and Six Months Ended June 30, 2026, and for the Period from May 29, 2025 (Inception) through June 30, 2025 (Unaudited)	3
Condensed Statements of Cash Flows for the Six Months Ended June 30, 2026, and for the Period from May 29, 2025 (Inception) through June 30, 2025 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures About Market Risk	20
Item 4. Controls and Procedures	20
Part II. Other Information
Item 1. Legal Proceedings	21
Item 1A. Risk Factors	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3. Defaults Upon Senior Securities	21
Item 4. Mine Safety Disclosures	21
Item 5. Other Information	21
Item 6. Exhibits	22
Part III. Signatures	23

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

TAILWIND 2.0 ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
	(Unaudited)	(Audited)

Assets:
Current assets
Cash	$726,504	$1,106,825
Prepaid expenses	53,959	93,675
Prepaid insurance	140,575	61,845
Total current assets	921,038	1,262,345
Long-term prepaid insurance	46,858	195,876
Cash and marketable securities held in Trust Account	176,499,651	173,442,299
Total Assets	$177,467,547	$174,900,520

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities
Accounts payable and accrued expenses	$116,337	$262,587
Accrued offering costs	75,000	110,000
Due to related party	—	4,994
Total Current Liabilities	191,337	377,581
Deferred underwriting fee payable	6,900,000	6,900,000
Total Liabilities	7,091,337	7,277,581

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 17,250,000 shares at a redemption value of $10.23 and $10.05 per share as of June 30, 2026 and December 31, 2025, respectively	176,499,651	173,442,299

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of June 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 545,000 shares issued or outstanding, excluding 17,250,000 shares subject to possible redemption as of June 30, 2026 and December 31, 2025	55	55
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025	575	575
Additional paid-in capital	—	—
Accumulated deficit	(6,124,071)	(5,819,990)
Total Shareholders’ Deficit	(6,123,441)	(5,819,360)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$177,467,547	$174,900,520

The accompanying notes are an integral part of the unaudited condensed financial statements.

TAILWIND 2.0 ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,	For the Six Months Ended June 30,	For the Period from May 29, 2025 (Inception) through June 30,
	2026	2026	2025
General and administrative expenses	$264,782	$304,080	$21,895
Loss from operations	(264,782)	(304,080)	(21,895)

Other income (expense):
Interest earned on cash and marketable securities held in Trust Account	2,031,398	3,556,209	—
Unrealized loss on marketable securities held in Trust Account	(476,411)	(498,858)	—
Total other income, net	1,554,987	3,057,351	—

Net income (loss)	$1,290,205	$2,753,271	$(21,895)

Weighted average shares outstanding of Class A ordinary shares	17,795,000	17,795,000	—

Basic and Diluted net income per ordinary share, Class A ordinary shares	$0.05	$0.12	$—

Weighted average shares outstanding of Class B ordinary shares	5,750,000	5,750,000	5,000,000 (1)

Basic and Diluted net income (loss) per ordinary share, Class B ordinary shares	$0.05	$0.12	$(0.00)

(1)	Excludes 750,000 Class B ordinary shares that were subject to forfeiture as of June 30, 2025 depending on the extent to which the underwriters’ over-allotment option was exercised. The underwriters subsequently exercised the over-allotment option in full on November 10, 2025, and such shares were no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

TAILWIND 2.0 ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2025	545,000	$55	5,750,000	$575	$—	$(5,819,990)	$(5,819,360)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(1,502,364)	(1,502,364)

Net income	—	—	—	—	—	1,463,066	1,463,066

Balance – March 31, 2026 (unaudited)	545,000	55	5,750,000	575	—	(5,859,288)	(5,858,658)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(1,554,988)	(1,554,988)

Net income	—	—	—	—	—	1,290,205	1,290,205

Balance – June 30, 2026 (unaudited)	545,000	$55	5,750,000	$575	$—	$(6,124,071)	$(6,123,441)

FOR THE PERIOD FROM MAY 29, 2025 (INCEPTION) THROUGH JUNE 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – May 29, 2025 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of ordinary shares(1)	—	—	5,750,000	575	24,425	—	25,000

Net loss						(21,895)	(21,895)

Balance – June 30, 2025	—	$—	5,750,000	$575	$24,425	$(21,895)	$3,105

(1)	The 5,750,000 shares include 750,000 Class B ordinary shares that were subject to forfeiture as of June 30, 2025, depending on the extent to which the underwriters’ over-allotment option was exercised.

The accompanying notes are an integral part of the unaudited condensed financial statements.

TAILWIND 2.0 ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,	For the Period from May 29, 2025 (Inception) through June 30,
	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$2,753,271	$(21,895)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned and unrealized loss on cash and marketable securities held in trust account	(3,057,352)	—
Payment of operating expenses through issuance of Class B ordinary shares	—	2,089
Payment of operation costs through promissory note - related party	—	12,420
Changes in operating assets and liabilities:
Prepaid expenses	39,716	—
Due to related parties	(4,994)	—
Prepaid insurance	70,288	—
Accounts payable and accrued expenses	(146,250)	7,386
Net cash used in operating activities	(345,321)	—

Cash Flows from Financing Activities:
Payment of offering costs	(35,000)	—
Net cash used in financing activities	(35,000)	—

Net Change in Cash	(380,321)	—
Cash – Beginning of period	1,106,825	—
Cash – End of period	$726,504	$—

Non-cash investing and financing activities:
Prepaid services contributed by Sponsor in exchange for issuance of Class B ordinary shares	$—	$22,911
Offering costs included in accrued offering costs	$—	$38,600

The accompanying notes are an integral part of the unaudited condensed financial statements.

TAILWIND 2.0 ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from May 29, 2025 (inception) through June 30, 2026 relates to the Company’s formation and the initial public offering (the “IPO”) and, after the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

JUNE 30, 2026

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

JUNE 30, 2026

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 31, 2026. The interim results for the three and six months ended June 30, 2026, are not necessarily indicative of the results to be expected for the period ending December 31, 2026 or for any future periods.

Liquidity and Capital Resources

The Company’s liquidity needs through June 30, 2026 had been satisfied through the proceeds from the IPO, the sale of the private placement securities and loan from the Sponsor of up to $500,000 (see Note 5). At June 30, 2026, the Company had cash of $726,504, and working capital of $729,701.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $2,500,000 of such Working Capital Loans may be convertible into private placement units at a price of $10.00 per unit at the option of the lender. As of June 30, 2026, no such Working Capital Loans were outstanding.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements – Going Concern,” the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. The Company’s mandatory liquidation date is November 10, 2027. Accordingly, the liquidation contingency is not expected to occur within one year from the date of issuance of these unaudited condensed financial statements. Management has determined that the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the unaudited condensed financial statements.

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

TAILWIND 2.0 ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Note 2 — Summary of Significant Accounting Policies (cont.)

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $726,504 and $1,106,825 and did not have any cash equivalents as of June 30, 2026 and December 31, 2025, respectively.

Cash and Marketable Securities Held in Trust Account

As of June 30, 2026 and December 31, 2025, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. The Company’s investments are presented at fair value on the condensed balance sheets. Gains and losses resulting from the change in fair value of marketable securities held in the Trust Account are included in interest earned on cash and marketable securities held in Trust Account in the unaudited condensed statements of operations. As of June 30, 2026 and December 31, 2025, the Company did not withdraw any interest earned on the Trust Account.

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

Offering Costs Associated with the IPO

The Company complies with the requirements of ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the IPO. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate IPO proceeds from the Units between Class A ordinary shares and share rights, using the residual method by allocating IPO proceeds first to assigned value of the rights and then to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares subject to possible redemption were charged to temporary equity and offering costs allocated to the Public Rights (defined in Note 3) and Private Placement Units (defined in Note 4) were charged to shareholders’ deficit as the Public Rights and Private Placement Rights (defined in Note 4), after management’s evaluation, are accounted for under equity treatment.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature.

TAILWIND 2.0 ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Note 2 — Summary of Significant Accounting Policies (cont.)

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Class A Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem 100% of the Public Shares if the Company does not complete an initial Business Combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of June 30, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$172,500,000
Less:
Proceeds allocated to Public Rights	(3,795,000)
Class A ordinary shares issuance cost	(10,608,215)
Plus:
Accretion of carrying value to redemption value	15,345,514
Class A ordinary shares subject to possible redemption, December 31, 2025	173,442,299
Plus:
Accretion of carrying value to redemption value	1,502,364
Class A ordinary shares subject to possible redemption, March 31, 2026	174,944,663
Plus:
Accretion of carrying value to redemption value	1,554,988
Class A ordinary shares subject to possible redemption, June 30, 2026	$176,499,651

TAILWIND 2.0 ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Note 2 — Summary of Significant Accounting Policies (cont.)

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Income and losses are shared pro rata to the shares. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. Accretion associated with the redeemable ordinary shares is excluded from income (loss) per ordinary share as the redemption value approximates fair value.

The calculation of diluted income (loss) per ordinary share does not consider the effect of the rights issued in connection with the (i) IPO, (ii) the exercise of the over-allotment option and (iii) Private Placement Rights, since the average stock price of the Company’s ordinary shares for the three and six months ended June 30, 2026 and for the period from May 29, 2025 (inception) through June 30, 2025 was less than the exercise price and therefore, the inclusion of such rights under the treasury stock method would be anti-dilutive and the exercise is contingent upon the occurrence of future events. The rights are exercisable to purchase 17,250,000 shares of ordinary shares in the aggregate. As of June 30, 2026, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	For the Three Months Ended June 30, 2026		For the Six Months Ended June 30, 2026		For the Period from May 29, 2025 (Inception) through June 30, 2025
	Class A	Class B	Class A	Class B	Class A		Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$975,120	$315,085	$2,080,886	$672,385	$	―	$(21,895)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	17,795,000	5,750,000	17,795,000	5,750,000		―	5,000,000
Basic and diluted net income (loss) per ordinary share	$0.05	$0.05	$0.12	$0.12	$	―	$(0.00)

Rights

The Company accounts for the Public and Private Placement Rights to be issued in connection with the IPO and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the rights under equity treatment at their assigned values.

TAILWIND 2.0 ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Note 2 — Summary of Significant Accounting Policies (cont.)

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

The Private Placement Units are identical to the Units sold in the IPO except that, so long as they are held by the Sponsor or their permitted transferees, the Private Placement Units (including their component securities) (i) may not (including the Class A ordinary shares issuable upon conversion of these Private Placement Rights), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination and (ii) will be entitled to registration rights.

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

JUNE 30, 2026

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

Due to Related Party

On November 10, 2025, the Company repaid in excess of the promissory note – related party of $147,055 to the Sponsor, a total of $26,375. On November 13, 2025, the Sponsor returned $26,375 to the Company, and no amounts remain outstanding. During the period May 29, 2025 (inception) through December 31, 2025, an affiliate of the Sponsor paid $4,994 of expenses on behalf of the Company. The amount was subsequently repaid by the Company, and no amounts related to such expenses remained outstanding as of June 30, 2026.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $2,500,000 of such Working Capital Loans may be convertible into private placement units at a price of $10.00 per unit at the option of the lender. As of June 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

Administrative Services Agreement

Commencing on November 6, 2025, the Company entered into an agreement with the Sponsor to pay an aggregate of $20,000 per month for office space and general and administrative services until the consummation of the Business Combination. These monthly fees will cease upon the completion of the initial Business Combination or the liquidation of the Company. For the three and six months ended June 30, 2026, the Company incurred and paid $60,000 and $120,000, respectively, in fees for these services pursuant to the Administrative Services Agreement. For the period from May 29, 2025 (inception) through June 30, 2025, no amounts were incurred under this agreement.

TAILWIND 2.0 ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Note 6 — Commitments and Contingencies

Risks and Uncertainties

United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets. In addition, the Company continues to operate in an environment characterized by inflationary pressures, evolving regulatory developments affecting special purpose acquisition companies (“SPACs”) and de-SPAC transactions, and continued uncertainty in the market for identifying and consummating an initial Business Combination. These factors may increase the costs and complexity associated with identifying, evaluating and consummating an initial Business Combination.

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

Transfer Agent Service Fee Deferral

Effective July 1, 2026, the Company’s transfer agent suspended the invoicing and collection of its monthly service fee for an indefinite period. The monthly service fee will continue to accrue under the existing service arrangement, and all accrued and unpaid fees will become due and payable upon the consummation of the Company’s initial Business Combination. The suspension represents a deferral of payment and does not constitute a waiver, forgiveness, or reduction of the amounts due.

TAILWIND 2.0 ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Note 7 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. At June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. At June 30, 2026 and December 31, 2025, there were 545,000 Class A ordinary shares issued or outstanding, excluding 17,250,000 shares subject to possible redemption.

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

JUNE 30, 2026

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2026	December 31, 2025
Assets:
Marketable securities held in Trust Account	1	$176,499,651	$173,442,299

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

JUNE 30, 2026

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

	June 30, 2026	December 31, 2025
Cash	$726,504	$1,106,825
Cash and marketable securities held in Trust Account	176,499,651	173,442,299

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026	For the Period from May 29, 2025 (Inception) through June 30, 2025
General and administrative expenses	$264,782	$304,080		$21,895
Interest earned on cash and marketable securities held in Trust Account	$2,031,398	$3,556,209	$	―

The accounting policies used to measure the net income or loss of the segment are the same as those described in the summary of significant accounting policies.

General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Business Combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative expenses, as reported on the unaudited condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income or loss are reported on the unaudited condensed statements of operations and described within their respective disclosures.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date through August [ ], 2026, the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from May 29, 2025 (inception) through June 30, 2026 were organizational activities, those necessary to prepare for the initial public offering, described below and, after the initial public offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had a net income of $1,290,205, which consisted of interest earned on cash and marketable securities held in Trust Account of $2,031,398, offset by general and administrative expense of $264,782 and unrealized loss on marketable securities held in Trust Account of $476,411.

For the six months ended June 30, 2026, we had a net income of $2,753,271, which consisted of interest earned on cash and marketable securities held in Trust Account of $3,556,209, offset by general and administrative expense of $304,080 and unrealized loss on marketable securities held in Trust Account of $498,858.

For the period from May 29, 2025 (inception) through June 30, 2025, we had a net loss of $21,895, which consisted of general and administrative costs.

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

For the six months ended June 30, 2026, net cash used in operating activities was $345,321. Net income of $2,753,271 was offset by interest earned and unrealized loss on marketable securities held in Trust of $3,057,352. Changes in operating assets and liabilities, which used $41,240 of cash from operating activities.

For the period from May 29, 2025 (inception) through June 30, 2025, cash used in operating activities was $0. Net loss of $21,895 was affected by payment of operating expenses through issuance of Class B ordinary shares of $ 2,089 and payment of operation costs through promissory note - related party of $12,420. Changes in operating assets and liabilities provided $ 7,386 of cash for operating activities.

At June 30, 2026, we had cash and marketable securities held in the Trust Account of $176,499,651 (including approximately $3,057,351 of net investment income (interest income net of unrealized loss)). We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At June 30, 2026, we had cash of $726,504 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per Ordinary Share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. Accretion associated with the redeemable Ordinary Shares is excluded from income (loss) per Ordinary Share as the redemption value approximates fair value.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended June 30, 2026.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2026 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our Annual Report on Form 10-K and the additional risk factors set forth below. Except as set forth below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K.

We may be unable to identify and consummate a suitable initial Business Combination within the required timeframe.

Our ability to complete an initial Business Combination depends on our ability to identify, evaluate, negotiate and consummate a transaction with a suitable target business within the time period required by our amended and restated memorandum and articles of association. There can be no assurance that we will be successful in identifying an appropriate target business or completing an initial Business Combination on acceptable terms, or at all. If we are unable to complete an initial Business Combination within the required timeframe, we will be required to liquidate and dissolve, which would cause our public shareholders to receive only their pro rata portion of the funds held in the Trust Account.

Increased regulatory scrutiny of de-SPAC transactions may adversely affect our ability to complete an initial Business Combination.

The regulatory environment applicable to special purpose acquisition companies and de-SPAC transactions continues to evolve. Increased regulatory scrutiny, changes in applicable laws or regulations, and additional disclosure or compliance requirements may increase the costs, complexity and time required to identify, negotiate and consummate an initial Business Combination. Such developments could delay or prevent the completion of an initial Business Combination or otherwise adversely affect our business, financial condition and results of operations.

The concentration of assets held in the Trust Account in U.S. Treasury securities may affect the amount of investment income earned by the Trust Account.

Substantially all of the assets held in the Trust Account are invested in U.S. Treasury securities or money market funds that invest solely in U.S. Treasury securities. As a result, the amount of interest earned on the Trust Account is dependent upon prevailing interest rates and market conditions. Changes in interest rates or other market conditions could reduce the investment income earned on the Trust Account and adversely affect the funds available to pay taxes and permitted withdrawals.

Inflationary pressures may increase the costs associated with completing an initial Business Combination.

Inflationary pressures and other macroeconomic conditions may increase the costs associated with identifying, evaluating, negotiating and consummating an initial Business Combination, including legal, accounting, financial advisory and other transaction-related costs. Increased transaction costs may reduce the funds available to complete an initial Business Combination or require us to obtain additional financing on terms that may not be favorable. If inflationary pressures persist, our ability to complete an initial Business Combination on acceptable terms, or at all, could be adversely affected

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

TAILWIND 2.0 ACQUISITION CORP.

Date: August 13, 2026	By:	/s/ Sharo M. Atmeh
	Name:	Sharo M. Atmeh
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 13, 2026	By:	/s/ Michael DeLucia
	Name:	Michael DeLucia
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)