Form 10-Q
period 2026-09-30
Tailwind 2.0 Acquisition Corp.
filed 2026-11-13
CIK 2076616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2026

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

As of November 12, 2026, there were 17,795,000 Class A ordinary shares, $0.0001 par value and 5,750,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

TAILWIND 2.0 ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Interim Financial Statements	1
Condensed Balance Sheets as of September 30, 2026 (Unaudited) and December 31, 2025 (Audited)	1
Condensed Statements of Operations for the Three Months Ended September 30, 2026 and 2025, for the Nine Months Ended September 30, 2026 and for the Period from May 29, 2025 (Inception) through September 30, 2025 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the Three Months Ended September 30, 2026 and 2025, for the Nine Months Ended September 30, 2026 and for the Period from May 29, 2025 (Inception) through September 30, 2025 (Unaudited)	3
Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2026 and for the Period from May 29, 2025 (Inception) through September 30, 2025 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures About Market Risk	20
Item 4. Controls and Procedures	20
Part II. Other Information
Item 1. Legal Proceedings	21
Item 1A. Risk Factors	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3. Defaults Upon Senior Securities	22
Item 4. Mine Safety Disclosures	22
Item 5. Other Information	22
Item 6. Exhibits	23
Part III. Signatures	24

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

TAILWIND 2.0 ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2026	2025
	(Unaudited)	(Audited)

Assets:
Current assets
Cash	$593,780	$1,106,825
Due from Sponsor	5,851	—
Prepaid expenses	36,122	93,675
Prepaid insurance	140,575	61,845
Total Current Assets	776,328	1,262,345
Long-term prepaid insurance	11,715	195,876
Cash and marketable securities held in Trust Account	178,052,467	173,442,299
Total Assets	$178,840,510	$174,900,520

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities
Accounts payable and accrued expenses	$136,033	$262,587
Accrued offering costs	75,000	110,000
Due to related party	—	4,994
Total Current Liabilities	211,033	377,581
Deferred underwriting fee payable	6,900,000	6,900,000
Total Liabilities	7,111,033	7,277,581

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 17,250,000 shares at a redemption value of $10.32 and $10.05 per share as of September 30, 2026 and December 31, 2025, respectively	178,052,467	173,442,299

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of September 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 545,000 shares issued and outstanding, excluding 17,250,000 shares subject to possible redemption as of September 30, 2026 and December 31, 2025	55	55
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding as of September 30, 2026 and December 31, 2025	575	575
Additional paid-in capital	—	—
Accumulated deficit	(6,323,620)	(5,819,990)
Total Shareholders’ Deficit	(6,322,990)	(5,819,360)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$178,840,510	$174,900,520

The accompanying notes are an integral part of the unaudited condensed financial statements.

TAILWIND 2.0 ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,	For the Period from May 29, 2025 (Inception) through September 30,
	2026	2025	2026	2025
General and administrative expenses	$199,550	$29,278	$503,630	$51,173
Loss from operations	(199,550)	(29,278)	(503,630)	(51,173)

Other income (expense):
Share-based compensation expense	—	(522)	—	(522)
Interest earned on cash and marketable securities held in Trust Account	1,666,043	—	5,222,252	—
Unrealized loss on marketable securities held in Trust Account	(113,226)	—	(612,084)	—
Total other income (expense), net	1,552,817	(522)	4,610,168	(522)

Net income (loss)	$1,353,267	$(29,800)	$4,106,538	$(51,695)

Weighted average shares outstanding of Class A ordinary shares	17,795,000	—	17,795,000	—

Basic and Diluted net income per ordinary share, Class A ordinary shares	$0.06	$—	$0.17	$—

Weighted average shares outstanding of Class B ordinary shares (1)	5,750,000	5,000,000	5,750,000	5,000,000

Basic and Diluted net income (loss) per ordinary share, Class B ordinary shares	$0.06	$(0.01)	$0.17	$(0.01)

(1)	Excludes 750,000 Class B ordinary shares that were subject to forfeiture as of September 30, 2025 depending on the extent to which the underwriters’ over-allotment option was exercised. The underwriters subsequently exercised the over-allotment option in full on November 10, 2025, and such shares were no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

TAILWIND 2.0 ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT)

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – December 31, 2025	545,000	$55	5,750,000	$575	$—	$(5,819,990)	$(5,819,360)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(1,502,364)	(1,502,364)

Net income	—	—	—	—	—	1,463,066	1,463,066

Balance – March 31, 2026 (unaudited)	545,000	55	5,750,000	575	—	(5,859,288)	(5,858,658)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(1,554,988)	(1,554,988)

Net income	—	—	—	—	—	1,290,205	1,290,205

Balance – June 30, 2026 (unaudited)	545,000	55	5,750,000	575	—	(6,124,071)	(6,123,441)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(1,552,816)	(1,552,816)

Net income	—	—	—	—	—	1,353,267	1,353,267

Balance – September 30, 2026 (unaudited)	545,000	$55	5,750,000	$575	$—	$(6,323,620)	$(6,322,990)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND

FOR THE PERIOD FROM MAY 29, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance — May 29, 2025 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to initial shareholders (1)	—	—	5,750,000	575	24,425	—	25,000

Net loss	—	—	—	—	—	(21,895)	(21,895)

Balance – June 30, 2025 (unaudited)	—	—	5,750,000	575	24,425	(21,895)	3,105

Share-based compensation expense	—	—	—	—	522	—	522

Net loss	—	—	—	—	—	(29,800)	(29,800)

Balance – September 30, 2025 (unaudited)	—	$—	5,750,000	$575	$24,947	$(51,695)	$(26,173)

(1)	The 5,750,000 shares include 750,000 Class B ordinary shares that were subject to forfeiture as of September 30, 2025, depending on the extent to which the underwriters’ over-allotment option was exercised.

The accompanying notes are an integral part of the unaudited condensed financial statements.

TAILWIND 2.0 ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,	For the Period from May 29, 2025 (Inception) through September 30,
	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$4,106,538	$(51,695)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(5,222,252)	—
Unrealized loss on cash and marketable securities held in Trust Account	612,084	—
Payment of operating expenses through issuance of Class B ordinary shares	—	25,000
Payment of operation costs through promissory note - related party	—	13,887
Share-based compensation expense	—	522
Changes in operating assets and liabilities:
Prepaid expenses	57,553	—
Due to related parties	(4,994)	—
Prepaid insurance	105,431	—
Accounts payable and accrued expenses	(126,554)	12,286
Net cash used in operating activities	(472,194)	—

Cash Flows from Financing Activities:
Payment of offering costs	(35,000)	—
Due from Sponsor	(5,851)
Net cash used in financing activities	(40,851)	—

Net Change in Cash	(513,045)	—
Cash – Beginning of period	1,106,825	—
Cash – End of period	$593,780	$—

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$146,245
Deferred offering costs paid through promissory note – related party	$—	$123,635
Prepaid expenses paid through promissory note – related party	$—	$9,533

The accompanying notes are an integral part of the unaudited condensed financial statements.

TAILWIND 2.0 ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Note 1 — Organization and Business Operations

Tailwind 2.0 Acquisition Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted Company on May 29, 2025. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has not selected any specific Business Combination target.

As of September 30, 2026, the Company had not commenced any operations. All activity for the period from May 29, 2025 (inception) through September 30, 2026 relates to the Company’s formation and the initial public offering (the “IPO”) and, after the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the closing of the IPO, the Company consummated the sale of an aggregate of 545,000 Private Placement Units (the “Private Placement Units”) to the Sponsor and the underwriters at a price of $10.00 per unit, or $5,450,000 in the aggregate. Each Unit consists of one Class A ordinary share and one right to receive one tenth (1/10) of a Class A ordinary share.

Transaction costs amounted to $10,862,543, consisting of $3,450,000 of cash underwriting fee, $6,900,000 of deferred underwriting fee, and $512,543 of other offering costs.

The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding the amount of deferred underwriting discounts held and taxes payable on the income earned on the Trust Account) at the time of signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

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

SEPTEMBER 30, 2026

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

SEPTEMBER 30, 2026

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 31, 2026. The interim results for the three months ended September 30, 2026 and 2025, for the nine months ended September 30, 2026 and for the period from May 29, 2025 (inception) through September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Liquidity and Capital Resources; Going Concern

The Company’s liquidity needs through September 30, 2026 had been satisfied through the proceeds from the IPO, the sale of the private placement securities and loan from the Sponsor of up to $500,000 (see Note 5). As of September 30, 2026, the Company had cash of $593,780 and working capital of $565,295. The Company has incurred and expects to continue to incur costs in pursuit of its acquisition plans. Based on its current cash flow projections, the Company does not expect to have sufficient liquidity to fund its anticipated operating expenses for the twelve months following the expected issuance date of these unaudited condensed financial statements. In addition, the Company has until November 10, 2027 to consummate an initial Business Combination. If a Business Combination is not completed by such date and no extension is obtained, the Company will be required to cease operations and liquidate.

In accordance with ASC 205-40, “Presentation of Financial Statements—Going Concern,” the Company's projected liquidity shortfall and mandatory liquidation date, which falls within one year from the expected issuance date of these unaudited condensed financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management intends to pursue a Business Combination and may seek additional financing to support its operations. However, there can be no assurance that the Company will obtain sufficient additional financing, successfully complete a Business Combination, or extend its liquidation deadline. Accordingly, substantial doubt about the Company's ability to continue as a going concern has not been alleviated.

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

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

SEPTEMBER 30, 2026

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $593,780 and $1,106,825 and did not have any cash equivalents as of September 30, 2026 and December 31, 2025, respectively.

Cash and Marketable Securities Held in Trust Account

As of September 30, 2026 and December 31, 2025, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. The Company’s investments are presented at fair value on the condensed balance sheets. Interest income earned on investments held in the Trust Account and unrealized gains and losses resulting from changes in the fair value of such investments are presented separately in the unaudited condensed statements of operations. As of September 30, 2026 and December 31, 2025, the Company did not withdraw any interest earned on the Trust Account.

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

Offering Costs Associated with the IPO

The Company complies with the requirements of ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the IPO. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate IPO proceeds from the Units between Class A ordinary shares and share rights, using the residual method by allocating IPO proceeds first to assigned value of the rights and then to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares subject to possible redemption were charged to temporary equity and offering costs allocated to the Public Rights (defined in Note 3) and Private Placement Units were charged to shareholders’ deficit as the Public Rights and Private Placement Rights (defined in Note 4), after management’s evaluation, are accounted for under equity treatment.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature.

TAILWIND 2.0 ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Class A Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem 100% of the Public Shares if the Company does not complete an initial Business Combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of September 30, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$172,500,000
Less:
Proceeds allocated to Public Rights	(3,795,000)
Class A ordinary shares issuance cost	(10,608,215)
Plus:
Accretion of carrying value to redemption value	15,345,514
Class A ordinary shares subject to possible redemption, December 31, 2025	173,442,299
Plus:
Accretion of carrying value to redemption value	1,502,364
Class A ordinary shares subject to possible redemption, March 31, 2026	174,944,663
Plus:
Accretion of carrying value to redemption value	1,554,988
Class A ordinary shares subject to possible redemption, June 30, 2026	176,499,651
Plus:
Accretion of carrying value to redemption value	1,552,816
Class A ordinary shares subject to possible redemption, September 30, 2026	$178,052,467

TAILWIND 2.0 ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Note 2 — Summary of Significant Accounting Policies (cont.)

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Income and losses are shared pro rata between the two classes of ordinary shares, Class A and Class B. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. Accretion associated with the redeemable ordinary shares is excluded from income (loss) per ordinary share as the redemption value approximates fair value.

The calculation of diluted net income (loss) per ordinary share excludes the effect of the rights issued in connection with the (i) IPO, (ii) the exercise of the over-allotment option and (iii) the Private Placement, as the conversion of such rights is contingent upon the consummation of an initial Business Combination. The 17,795,000 outstanding Rights entitle the holders to receive an aggregate of 1,779,500 Class A ordinary shares, at a ratio of one Class A ordinary share for every ten Rights, without any additional consideration, upon the consummation of an initial Business Combination. As of September 30, 2026, the Company had no other potentially dilutive securities or contracts that could be exercised or converted into ordinary shares.

The following tables reflect the calculation of basic and diluted net income (loss) per ordinary share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026		2026
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$1,022,781	$330,486	$3,103,667	$1,002,871
Denominator:
Basic and diluted weighted average ordinary shares outstanding	17,795,000	5,750,000	17,795,000	5,750,000
Basic and diluted net income per ordinary share	$0.06	$0.06	$0.17	$0.17

	For the Three Months Ended September 30,		For the Period from May 29, 2025 (Inception) through September 30,
	2025		2025
	Class A	Class B	Class A	Class B
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss	$—	$(29,800)	$—	$(51,695)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	—	5,000,000	—	5,000,000
Basic and diluted net loss per ordinary share	$—	$(0.01)	$—	$(0.01)

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

SEPTEMBER 30, 2026

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

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which requires additional disclosures regarding significant segment expenses and other segment information. The Company adopted ASU 2023-07 on May 29, 2025, the date of incorporation.

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

TAILWIND 2.0 ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Note 5 — Related Party Transactions

Founder Shares

On June 23, 2025, the Sponsor made a capital contribution of $25,000, or approximately $0.004 per share, for which the Company issued 5,750,000 founder shares to the Sponsor (up to 750,000 shares of which are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised), for a purchase price of approximately $0.004 per share. In July 2025, the Sponsor transferred 40,000 founder shares to three of the Company’s independent directors (an aggregate of 120,000 founder shares) at their original purchase price of $0.004 per share. The founder shares transferred to the independent directors will not be subject to forfeiture in the event the underwriters’ over-allotment option is not exercised. The transfer of the founder shares to the holders is in the scope of FASB ASC 718. Under FASB ASC 718, share-based compensation associated with equity classified awards is measured at fair value upon the assignment date. Since the issuance of the founder shares to the independent directors occurred within a month from the date of the Company’s incorporation and issuance of the founder shares to the Sponsor, the Company has determined the value of the Sponsor’s founder shares is the nearest and most appropriate value to use for the valuation of the founder shares assigned, since they carry the same terms and restrictions. A total of $522 or $0.004 per share has been recorded as compensation expense on the grant date. On November 10, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the IPO. As such, the 750,000 founder shares are no longer subject to forfeiture.

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

Promissory Note — Related Party

The Sponsor had agreed to loan the Company an aggregate of up to $500,000 to be used for a portion of the expenses of the IPO. The loan was non-interest bearing and unsecured. The promissory note was payable on the earlier of December 31, 2025 and the date the Company consummates the IPO. The Company had $147,055 of borrowings under the promissory note which was repaid on November 10, 2025, at the IPO. Borrowings under the note are no longer available.

Due to Related Party

On November 10, 2025, the Company repaid to the Sponsor $26,375 in excess of the $147,055 outstanding under the promissory note – related party. On November 13, 2025, the Sponsor returned $26,375 to the Company, and no amounts remain outstanding. During the period May 29, 2025 (inception) through December 31, 2025, an affiliate of the Sponsor paid $4,994 of expenses on behalf of the Company, the amount was subsequently repaid by the Company. As of September 30, 2026, the Company had paid $5,851 of expenses on behalf of the Sponsor. Accordingly, the amount is recorded as a receivable from Sponsor and is presented as "Due from Sponsor" in the accompanying condensed balance sheet as of September 30, 2026.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $2,500,000 of such Working Capital Loans may be convertible into private placement units at a price of $10.00 per unit at the option of the lender. As of September 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

Administrative Services Agreement

Commencing on November 6, 2025, the Company entered into an agreement with the Sponsor to pay an aggregate of $20,000 per month for office space and general and administrative services until the consummation of the Business Combination. These monthly fees will cease upon the completion of the initial Business Combination or the liquidation of the Company. For the three and nine months ended September 30, 2026, the Company incurred and paid $60,000 and $180,000, respectively, in fees for these services pursuant to the Administrative Services Agreement. For the three months ended September 30, 2025 and for the period from May 29, 2025 (inception) through September 30, 2025, no amounts were incurred under this agreement.

TAILWIND 2.0 ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

Transfer Agent Service Fee Deferral

Effective July 1, 2026, the Company’s transfer agent suspended the invoicing and collection of its monthly service fee for an indefinite period. The monthly service fee will continue to accrue under the existing service arrangement, and all accrued and unpaid fees will become due and payable upon the consummation of the Company’s initial Business Combination. The suspension represents a deferral of payment and does not constitute a waiver, forgiveness, or reduction of the amounts due. As of September 30, 2026, the Company had accrued $15,000 in deferred transfer agent service fees, which are included in accounts payable and accrued expenses in the accompanying condensed balance sheet.

TAILWIND 2.0 ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Note 7 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. At September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. At September 30, 2026 and December 31, 2025, there were 545,000 Class A ordinary shares issued and outstanding, excluding 17,250,000 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. On June 23, 2025, the Company issued 5,750,000 Class B ordinary shares to the Sponsor for $25,000, or approximately $0.004 per share (up to 750,000 shares of which are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised). In July 2025, the Sponsor transferred 40,000 founder shares to three of the Company’s independent directors (an aggregate of 120,000 founder shares) at their original purchase price of approximately $0.004 per share. The founder shares transferred to the independent directors will not be subject to forfeiture in the event the underwriters’ over-allotment option is not exercised. On November 10, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the IPO. As such, the 750,000 founder shares are no longer subject to forfeiture.

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

Rights — Except in cases where the Company is not the surviving company in a Business Combination, each holder of a right will automatically receive one-tenth (1/10) of one ordinary share upon consummation of the initial Business Combination. The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman Islands law. In the event the Company is not the surviving company upon completion of the initial Business Combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-tenth (1/10) of one ordinary share underlying each right upon consummation of the Business Combination. If the Company is unable to complete the initial business combination within the required time period and the Company redeems the public shares for the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless.

TAILWIND 2.0 ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on an assessment of the assumptions that market participants would use in pricing the asset or liability.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2026	December 31, 2025
Assets:
Cash and marketable securities held in Trust Account	1	$178,052,467	$173,442,299

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

SEPTEMBER 30, 2026

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

	September 30, 2026	December 31, 2025
Cash	$593,780	$1,106,825
Cash and marketable securities held in Trust Account	$178,052,467	$173,442,299

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,	For the Period from May 29, 2025 (Inception) through September 30,
	2026	2025	2026	2025
General and administrative expenses	$199,550	$29,278	$503,630	$51,173
Share-based compensation expense	$—	$522	$—	$522
Interest earned on cash and marketable securities held in Trust Account	$1,666,043	$—	$5,222,252	$—

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

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date through November 13, 2026, the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from May 29, 2025 (inception) through September 30, 2026 were organizational activities, those necessary to prepare for the initial public offering, described below and, after the initial public offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2026, we had a net income of $1,353,267, which consisted of interest earned on cash and marketable securities held in Trust Account of $1,666,043, offset by general and administrative expense of $199,550 and unrealized loss on marketable securities held in Trust Account of $113,226.

For the three months ended September 30, 2025, we had a net loss of $29,800, which consisted of general and administrative expenses of $29,278 and share-based compensation expense of $522.

For the nine months ended September 30, 2026, we had a net income of $4,106,538, which consisted of interest earned on cash and marketable securities held in Trust Account of $5,222,252, offset by general and administrative expense of $503,630 and unrealized loss on marketable securities held in Trust Account of $612,084.

For the period from May 29, 2025 (inception) through September 30, 2025, we had a net loss of $51,695, which consisted of general and administrative expenses of $51,173 and share-based compensation expense of $522.

Liquidity and Capital Resources; Going Concern

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

For the nine months ended September 30, 2026, net cash used in operating activities was $472,194. Net income of $4,106,538 was offset by interest earned and unrealized loss on marketable securities held in Trust of $4,610,168. Changes in operating assets and liabilities provided $31,436 of cash from operating activities.

For the period from May 29, 2025 (inception) through September 30, 2025, net cash used in operating activities was $0. Net loss of $51,695 was affected by payment of operating expenses through issuance of Class B ordinary shares of $25,000, payment of operation costs through promissory note - related party $13,887, and share-based compensation expense of $522. Changes in operating assets and liabilities provided $12,286 of cash from operating activities.

At September 30, 2026, we had cash and marketable securities held in the Trust Account of $178,052,467 (including approximately $5,552,467 of net investment income (interest income net of unrealized loss)). We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At September 30, 2026, we had cash of $593,780 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

Based on our current cash flow projections, we do not expect the funds available to us outside the Trust Account to be sufficient to meet our anticipated operating expenses for the twelve months following the expected issuance date of these unaudited condensed financial statements. We may need to obtain additional financing through Working Capital Loans from our Sponsor or its affiliates or other financing arrangements to fund our operations and transaction-related expenses. However, there can be no assurance that such financing will be available on acceptable terms, if at all.

In addition, we have until November 10, 2027 to consummate an initial Business Combination. If we are unable to complete a Business Combination by that date and do not obtain an extension, we will be required to cease operations and liquidate. As our mandatory liquidation date falls within one year from the expected issuance date of these unaudited condensed financial statements, this condition, together with our projected liquidity shortfall, raises substantial doubt about our ability to continue as a going concern. Management's plans to obtain additional financing and complete a Business Combination do not alleviate this substantial doubt.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than the obligations described below to pay an aggregate of $20,000 per month for office space and general and administrative services until the consummation of the Business Combination. These monthly fees will cease upon the completion of the initial Business Combination or the liquidation of the Company.

The underwriters are entitled to a cash underwriting discount of $0.20 per Unit, or $3,450,000 in the aggregate, which was paid at the closing of the Initial Public Offering. Of this amount, $0.10 per Unit was paid to the underwriters upon the closing of the initial public offering in cash and $0.10 per Unit was used by the underwriters to purchase private placement units.

In addition, the Company has a deferred underwriting fee of $6,900,000 and deferred transfer agent fees of $15,000, as disclosed in Note 6 to the accompanying condensed financial statements. The deferred underwriting fee is payable upon the consummation of the Company's initial Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates.

Ordinary Shares Subject to Possible Redemption

We account for our Ordinary Shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Ordinary Shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable Ordinary Shares (including Ordinary Shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Ordinary Shares are classified as shareholders’ equity (deficit). Our Ordinary Shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Ordinary Shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ deficit section of our unaudited condensed balance sheets.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended September 30, 2026.

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

There is substantial doubt about our ability to continue as a going concern.

We do not expect the funds available to us outside the Trust Account to be sufficient to meet our anticipated operating expenses for the twelve months following the issuance date of these unaudited condensed financial statements. We may need to obtain additional financing through Working Capital Loans from our Sponsor or its affiliates or other financing arrangements to fund our operations and transaction-related expenses. However, there can be no assurance that such financing will be available on acceptable terms, if at all.

In addition, we have until November 10, 2027 to consummate an initial Business Combination. If we are unable to complete a Business Combination by that date and do not obtain an extension, we will be required to cease operations and liquidate. As our mandatory liquidation date falls within one year from the expected issuance date of these unaudited condensed financial statements, this condition, together with our projected liquidity shortfall, raises substantial doubt about our ability to continue as a going concern. Management's plans to obtain additional financing and complete a Business Combination do not alleviate this substantial doubt. If we are not able to consummate a Business Combination by November 10, 2027, we will cease all operations and redeem our public shares.

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

Inflationary pressures and other macroeconomic conditions may increase the costs associated with identifying, evaluating, negotiating and consummating an initial Business Combination, including legal, accounting, financial advisory and other transaction-related costs. Increased transaction costs may reduce the funds available to complete an initial Business Combination or require us to obtain additional financing on terms that may not be favorable. If inflationary pressures persist, our ability to complete an initial Business Combination on acceptable terms, or at all, could be adversely affected.

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

Simultaneously with the closing of the initial public offering we consummated the sale of an aggregate of 545,000 private placement units to the Sponsor and CCM at a price of $10.00 per unit, or $5,450,000 in the aggregate. Each unit consists of one Class A ordinary share and one right to receive one tenth (1/10) of a Class A ordinary share. The foregoing issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Of the gross proceeds received from the initial public offering and the proceeds of the sale of the private placement units, an aggregate of $172,500,000 was placed in the Trust Account.

We incurred a total of $10,862,543, consisting of $3,450,000 of cash underwriting fee, $6,900,000 of deferred underwriting fee, (see additional discussion in Note 6 of the financial statements contained elsewhere in this Quarterly Report), and $512,543 of other offering costs.

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

TAILWIND 2.0 ACQUISITION CORP.

Date: November 13, 2026	By:	/s/ Sharo M. Atmeh
	Name:	Sharo M. Atmeh
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 13, 2026	By:	/s/ Michael DeLucia
	Name:	Michael DeLucia
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)